Form 10-K/A
period 1999-12-31
MERRILL LYNCH MORT INVST INC MOR LN ASSET BK CERT SE 1999-H1
filed 2000-12-08
CIK 1081317

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                AMENDMENT NUMBER 1 OF 1

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  December 8, 2000             By:  /s/ Karen Schluter
                                    -----------------------------
                                    Karen Schluter
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance



Chase Mortgage Company - West
1775 Sherman Street
Suite 1500
Denver, CO  80203


Mr. James Fevola
The Chase Manhattan Bank
450 West 33rd Street
15th Floor
New York, NY  10001-2697

RE:  Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b) All property inspections have been completed;

c) Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMC-West services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g)  Enclosed is a copy of our most recent independent audit statement.


CERTIFIED BY:  /s/ Barbara S. Allen                     DATE:  May 24, 2000
                   Barbara S. Allen, Vice President
                   Chase Mortgage Company-West
                   1775 Sherman Street
                   Suite 1500
                   Denver, CO  80203

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report


PricewaterhouseCoopers, LLP
650 Third Avenue South
Park Building
Suite 1300
Minneapolis, MN  55402-4333
Telephone:  (612) 596 6000
Facsimile:  (612) 373 7160



Report of Independent Accountants


To the Board of Directors and Stockholder of Chase Mortgage Company West:

We have examined management's assertion about Chase Mortgage Company West's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 1999 included in the accompanying management assertion (See Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that, except for instances of noncompliance described in management's assertion, the Company complied with the aforementioned standards as of and for the year ended December 31, 1999 is fairly stated in all material respects.

Instances of material noncompliance which occurred during 1999 are more fully discussed in management's assertion which is set forth in Exhibit I.

/s/  PricewaterhouseCoopers LLP

March 8, 2000
                                      -8-

Exhibit I


Chase Manhattan Mortgage Corporation
343 Thornall Street
Edison, NJ  08837-9998
Tel  732-205-0600


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 8, 2000

As of and for the year ended December 31, 1999, Chase Mortgage Company West ("CMCW"), a wholly-owned subsidiary of Chase Mortgage Company ("CMC") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") except for standards I.1, Custodial Bank Accounts, and V.3, Mortgage Loan Accounting.

During the year, reconciling items were not cleared within the 90 day timeframe, explanations of reconciling items were not provided and supervisory review and approval was not indicated on bank reconciliations as required by standard I.1. Effective December 1, 1999, a new tracking system was implemented to monitor and resolve reconciling items greater than 90 days and resolve them in a timely manner. And, each reconciliation going forward is reviewed, signed and dated by the supervisor or lead.

During the year, escrowed loans which had not been analyzed in over 12 months existed as required by standard V.3. We are dedicating resources and establishing a plan and target date for ensuring that the "Loans not analyzed report" is made current.

As of and for this same period, the Group had in effect fidelity bond and errors
and  omissions   policy  in  the  amounts  of  $250,000,000   and   $25,000,000,
respectively.

/s/  Thomas Jacob
     Thomas Jacob
     Chief Executive Officer

/s/  Lucy P. Gambino
     Lucy Gambino
     Vice President of Risk Management

/s/  Glenn Mouridy
     Glenn Mouridy
     Executive Vice President and CFO